Form 10-Q
period 2022-01-31
JANGIT ENTERPRISES, INC.
filed 2022-03-25
CIK 1853506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended January 31, 2022

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

JANGIT ENTERPRISES, INC.

(Exact Name of Registrant as Specified in its Charter)

(f/ka/ Altitude International, Inc.)

Utah	333-254934	85-2233351
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

64175 620th Street, Atlantic, IA 50022

(Address of Principal Executive Offices)

(402) 630-6307

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act): YES ☐ NO ☒

Securities registered to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,500,000 shares issued, issuable, and outstanding as of March 24, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

JANGIT ENTERPRISES, INC.

(UNAUDITED)

Jangit Enterprises, Inc.
Condensed Balance Sheets
(unaudited)

	January 31,	July 31,
	2022	2021
ASSETS
Current assets
Cash	$95	$95
Total current assets	95	95

License Agreement with related party	26,000	26,000

Total assets	$26,095	$26,095

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Notes payable	$22,528	$9,000
Notes payable to related party	21,235	21,235
Accrued expenses	9,412	9,613
Accrued expenses to related party	11,667	811

Total current liabilities	64,842	40,659

Total liabilities	64,842	40,659

Commitments and contingencies (Note 2)

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized. 0 shares issued, issuable and outstanding at January 31, 2022 and July 31, 2021, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 37,500,000 and 37,500,000 shares issued, issuable and outstanding at January 31, 2022 and July 31, 2021, respectively	37,500	37,500
Additional paid-in capital	98,500	98,500
Accumulated deficit	(174,747)	(150,564)
Total stockholder's deficit	(38,747)	(14,564)

Total liabilities and stockholder's deficit	$26,095	$26,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Revenue, net	$-	$-	$-	$-

Operating expenses
Professional Fees	12,440	8,000	12,440	8,000
Stock-based compensation	-	110,000	-	110,000
Other general and administrative expenses	10,000	11	10,000	11

Operating loss	(22,440)	(118,011)	(22,440)	(118,011)

Other income (expense)
Interest expense	(1,133)	(345)	(1,743)	(377)

Total other income (expense)	(1,133)	(345)	(1,743)	(377)

Net loss	$(23,573)	$(118,356)	$(24,183)	$(118,388)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - basic	37,500,000	29,755,435	37,500,000	14,877,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Stockholder's Deficit
January 31, 2022
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2020	-	$-	-	$-	$-	$(70)	$ (70)
Net loss for the period ended October 31, 2020	-	-	-	-	-	(32)	(32)
Balance at October 31, 2020	-	-	-	-	-	(102)	(102)
Issuance of common stock for license agreement	-	-	26,000,000	26,000	-	-	26,000
Issuance of common stock for services to related party	-	-	10,000,000	10,000	-	-	10,000
Issuance of common stock for services	-	-	1,500,000	1,500	98,500	-	100,000
Net loss for the period ended January 31, 2021	-	-	-	-	-	(118,356)	(118,356)
Balance at January 31, 2021	-	$-	37,500,000	$37,500	$98,500	$(118,458)	$ 17,542

Balance at July 31, 2021	-	$-	37,500,000	$37,500	$98,500	$(150,564)	$ (14,564)
Net loss for the period ended October 31, 2021	-	-	-	-	-	(610)	(610)
Balance at October 31, 2021	-	-	37,500,000	37,500	98,500	(151,174)	(15,174)
Net loss for the period ended January 31, 2022	-	-	-	-	-	(23,573)	(23,573)
Balance at January 31, 2022	-	$-	37,500,000	$37,500	$98,500	$(174,747)	$ (38,747)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended January 31,
(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(24,183)	$(118,388)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	-	110,000
Changes in operating assets and liabilities:
Accrued expenses	(201)	185
Accrued expenses primarily to related parties	10,856	192
Net cash used in operating activities	(13,528)	(8,011)

Cash flows from financing activities:
Proceeds from note payable	13,528	-
Proceeds from note payable - related party	-	8,100
Net cash provided by financing activities	13,528	8,100

Net decrease in cash	-	89

Cash at beginning of year	95	-

Cash at end of period	$95	$89

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for license agreement, related party	$-	$26,000
Note payable issued for prepaid legal fees	$-	$9,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.

Notes to Financial Statements

January 31, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Jangit Enterprises, Inc. (the “Company,” “we,” “us,” “our,” or “Jangit”) is a Utah corporation. The business was started on June 29, 2020.

Nature of Operations

Our general business strategy is to provide summarization software services through a “freemium” pay model, where the basic services are free, and the consumer has the option to either expand the service with a pay-per use or subscription fee model.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and has a year-end of July 31.

The unaudited condensed financial statements of the Company for the six month period ended January 31, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of July 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended July 31, 2021.  These financial statements should be read in conjunction with that report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Information

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and accrued expenses, carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update but have generated no revenues since inception.

The revenue for the Company will be through a subscription to the services and for the advertising revenue which would be collected online.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of January 31, 2022, due to inception in 2020, tax year 2021 is open for IRS audit.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of January 31, 2022.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonably period of time. The Company had net loss of $24,183 and had cash used in operating activities of $13,528 for the six months ended January 31, 2022. As of January 31, 2022, the Company had a working capital deficit of $64,747, stockholders’ deficit of $38,747 and accumulated deficit of $174,747. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements.

The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or supplies may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

NOTE 3 – NOTES PAYABLE

On October 16, 2020, the Company executed an unsecured promissory note with Kelly Kirchhoff (“Kirchhoff”), a related party, for $8,100. The note has interest of 8% and is payable on October 16, 2021, in the amount of $8,748. Kirchhoff has extended the due date of the note until October 16, 2022.  As of January 31, 2022, interest accrued was $840. See Note 6.

On October 30, 2020, the Company executed an unsecured promissory note with Vincent & Rees for $9,000. The note has interest of 8% and is payable on October 30, 2021. Vincent & Rees has extended the due date of the note until October 30, 2022.  As of January 31, 2022, interest accrued was $905.

On March 2, 2021, the Company executed an unsecured promissory note with Kirchhoff, a related party, for $1,035. The note has interest of 8% and is payable on March 2, 2022. Kirchhoff has extended the due date of the note until March 2, 2023.  As of January 31, 2022, interest accrued was $76. See Note 6.

On March 26, 2021, the Company executed an unsecured promissory note with Kirchhoff, a related party, for $2,500. The note has interest of 8% and is payable on March 26, 2022. As of January 31, 2022, interest accrued was $171. See Note 6.

On April 19, 2021, the Company executed an unsecured promissory note with Kirchhoff, a related party, for $5,600. The note has interest of 8% and is payable on April 19, 2022. As of January 31, 2022, interest accrued was $353. See Note 6.

On May 18, 2021, the Company executed an unsecured promissory note with Kirchhoff, a related party, for $4,000. The note has interest of 8% and is payable on May 17, 2022. As of January 31, 2022, interest accrued was $227. See Note 6.

On September 1, 2021, the Company executed an unsecured promissory note with Vincent & Rees for $9,000. The note has interest of 8% and is payable on September 1, 2022.  As of January 31, 2022, interest accrued was $302.

On November 8, 2021, the Company executed an unsecured promissory note with Vincent & Rees for $960. The note has interest of 8% and is payable on November 8, 2022.  As of January 31, 2022, interest accrued was $18.

On December 17, 2021, the Company executed an unsecured promissory note with Vincent & Rees for $3,568. The note has interest of 8% and is payable on December 17, 2022.  As of January 31, 2022, interest accrued was $36.

NOTE 4 – LICENSE AGREEMENT

On November 19, 2020, the Company and Digital Research Solutions, Inc. (“DRS”) entered into a license agreement (the “License Agreement”). DRS is controlled by the Company’s sole officer and director, Kirchhoff. The License Agreement is for certain patents related to commercial computer software. The License Agreement required the issuance of 61% in equity of the Company on a fully diluted basis. The Company issued 26,000,000 shares of common stock to DRS. The License Agreement has royalty fees of 6% of net sales of licensed products with a minimum royalty payment of $10,000 per year beginning on January 1, 2022. The royalty payment shall be for ten years from the first commercial sale of the applicable licensed product in the applicable country. On January 2, 2022, the payment due January 1, 2022 was extended until January 1, 2023 and was accrued accordingly.  See Notes 5 and 6.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 29, 2020, the Board of Directors of the Company authorized 10,000,000 shares of “blank check” preferred stock with a par value of $0.001. The shares of preferred stock authorized have not been designates at this time.

As of January 31, 2022, and July 31, 2021, there were no shares issued or outstanding.

Common Stock

On June 29, 2020, the Board of Directors of the Company authorized 500,000,000 shares of common stock with a par value of $0.001. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On November 19, 2020, Kirchhoff, the incorporator, sole officer and director of the Company, was issued 10,000,000 founder’s shares of common stock of the Company for services rendered in the Company’s business plan and as an officer and director of the Company. The shares were valued at par value of $0.001 as these represented founder’s shares and there were no indicators of fair value for these shares. See Note 6.

On November 19, 2020, the Company and Digital Research Solutions, Inc. (“DRS”) entered into a license agreement (the “License Agreement”). DRS is controlled by the Company’s sole officer and director, Kirchhoff. The License Agreement is for certain patents related to commercial computer software. The License Agreement required the issuance of 61% in equity of the Company on a fully diluted basis. The Company issued 26,000,000 shares of common stock to DRS. The License Agreement has royalty fees of 6% of net sales of licensed products with a minimum royalty payment of $10,000 per year beginning on January 1, 2022. On January 2, 2022, the payment due January 1, 2022 was extended until January 1, 2023 and accrued accordingly.  The royalty payment shall be for ten years from the first commercial sale of the applicable licensed product in the applicable country. See Notes 4 and 6.

On November 19, 2020, the Company issued 1,500,000 shares of common stock to Okane Enterprises, LLC for services valued at $100,000.

As of January 31, 2022, and July 31, 2021, there were 37,500,000 and 37,500,000 shares issued and outstanding, respectively.

NOTE 6 – RELATED PARTY

On October 16, 2020, the Company executed an unsecured promissory note with Korchhoff for $8,100. See Note 3.

On November 19, 2020, Kirchhoff, the incorporator, sole officer and director of the Company, was issued 10,000,000 founder’s shares of common stock of the Company for services rendered in the Company’s business plan and as an officer and director of the Company. See Note 5.

On November 19, 2020, the Company and DRS entered into the License Agreement. See Notes 2 and 5.

On March 2, 2021, the Company executed an unsecured promissory note with Kirchhoff for $1,035. See Note 3.

On March 26, 2021, the Company executed an unsecured promissory note with Kirchhoff for $2,500. See Note 3.

On April 19, 2021, the Company executed an unsecured promissory note with Kirchhoff for $5,600. See Note 3.

On May 18, 2021, the Company executed an unsecured promissory note with Kirchhoff for $4,000. See Note 3.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

On February 12, 2022, the Company executed an unsecured promissory note with Vincent & Rees for $1,250. The note has interest of 8% and is payable on February 12, 2023.

On March 17, 2022, the Company executed an unsecured promissory note with Kirchhoff for $11,900. The note has interest of 8% and is payable on March 17, 2022.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements on our 2020 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

For the three months ended January 31, 2022, compared to the three months ended January 31, 2021

Revenue

The Company had revenue of $0 for the three months ended January 31, 2022, compared to $0 for the comparable period in 2021.

Direct Costs of Revenue

The Company had direct costs of revenue of $0 for the three months ended January 31, 2022, compared to $0 for the comparable period in 2021.

Operating Expenses

The Company had operating expenses of $22,440 for the three months ended January 31, 2022, compared to $118,011 for the three months ended January 31, 2021. The decrease was due to stock-based compensation of $110,000 for the three months ended January 31, 2021.

Net Loss

The Company had a net loss of $23,573 for the three months ended January 31, 2022, compared to $118,356 for the three months ended January 31, 2021.

For the six months ended January 31, 2022, compared to the six months ended January 31, 2021

Revenue

The Company had revenue of $0 for the six months ended January 31, 2022, compared to $0 for the comparable period in 2021.

Direct Costs of Revenue

The Company had direct costs of revenue of $0 for the six months ended January 31, 2022, compared to $0 for the comparable period in 2021.

Operating Expenses

The Company had operating expenses of $22,440 for the six months ended January 31, 2022, compared to $118,011 for the six months ended January 31, 2021. The decrease was due to stock-based compensation of $110,000 for the six months ended January 31, 2021.

Net Loss

The Company had a net loss of $23,183 for the six months ended January 31, 2022, compared to $118,388 for the six months ended January 31, 2021.

Liquidity and Capital Resources

As of January 31, 2022, the Company had cash and cash equivalents of $95. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $13,528 for the six months ended January 31, 2022.

We used cash in investing for financing activities of $0 for the six months ended January 31, 2022.

We had cash provided by financing activities for the six months ended January 31, 2022, of $13,528.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Plan of Operation

Jangit Enterprises, Inc., through a licensing agreement, sells and develops a “media summarizer” product marketed under the name “Jangit.” Our goal is to eventually have Jangit become a verb, like Google. If you want to synthesize a textbook or an article you would Jangit.

On November 19, 2020, the Company entered into a License Agreement with Digital Research Solutions, Inc. (“DRS”) through which it received a license to use the patented “media summarizer” technology owned by DRS. The License Agreement was amended on June 9, 2021. Through the License Agreements, as amended, the Company received from DRS an exclusive, sublicensable, non-transferable, royalty-bearing, worldwide license or sublicense to make, have made, use, import, sell, and offer for sale products using the “media summarizer” technology. The Company issued 26,000,000 shares of common stock to DRS under the License Agreement. The License Agreement has royalty fees of 6% of net sales of licensed products with a minimum royalty payment of $10,000 per year beginning on January 1, 2022. The January 1, 2022 royalty payment was deferred until January 1, 2023.  The royalty payment shall be for ten years from the first commercial sale of the applicable licensed product in the applicable country.

The Company is in the process of interviewing programmers and finalizing arrangements with programmers to fulfill and produce additional product offerings.  There are several additional vertical markets that the Company is exploring in connection with these meetings.  The Company anticipates the majority, if not all, of its programming needs will be provided by third parties for the foreseeable future.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

●	The Company does not have a majority of independent directors;
●

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.
●

To remediate our internal control weaknesses, management intends to implement the following measures: as funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements; the Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Limitations on the Effectiveness of Controls

The Company’s officers do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the acquisition of Breunich Holdings, Inc., the Company now has a staffed accounting department with separation of duties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include disclosure under this item. We refer readers to our Form 10-K for additional risk factor disclosures.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation of Registrant (1)
3.3	By-Laws of Registrant (1)
5.1	Opinion Regarding Legality (3)
10.1	Form of Subscription Agreement for Primary Offering (1)
10.2	License Agreement with Digital Research Solutions, Inc. (3)
10.3	Amendment No. 1 to License Agreement with Digital Research Solutions, Inc. (2)
23.1	Consent from Independent Registered Public Accounting Firm (3)
23.2	Consent from Legal Counsel (included in Exhibit 5.1) (3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101 INS	Inline XBRL Instance Document *
101 SCH	Inline XBRL Taxonomy Extension Schema Document *
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document *
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	CoverPage Interactive Data File (embedded within the Inline XBRL document)

(1)As filed with our Form S-1 on March 31, 2021, as amended, and incorporated herein by reference.

(2)As filed with our Form S-1/A on June 21, 2021 and incorporated herein by reference.

(3)As filed with our Form S-1/A on January 13, 2022 and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Kelly Kirchhoff	Principal Executive Officer and Principal Financial and Accounting Officer	March 24, 2022
Kelly Kirchhoff