Form 10-Q
period 2022-04-30
JANGIT ENTERPRISES, INC.
filed 2022-08-18
CIK 1853506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended April 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,500,000 shares issued, issuable, and outstanding as of June 24, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

JANGIT ENTERPRISES, INC.

(UNAUDITED)

Jangit Enterprises, Inc.
Condensed Balance Sheets
(unaudited)

	April 30,	July 31,
	2022	2021
ASSETS
Current assets
Cash	$95	$95
Total current assets	95	95

License Agreement with related party	26,000	26,000

Total assets	$26,095	$26,095

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Notes payable	$22,528	$9,000
Notes payable to related party	21,235	21,235
Accrued expenses	9,412	9,613
Accrued expenses to related party	11,667	811

Total current liabilities	64,842	40,659

Total liabilities	64,842	40,659

Commitments and contingencies (Note 2)

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized. 0 shares issued, issuable and outstanding at April 30, 2022 and July 31, 2021, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 37,500,000 and 37,500,000 shares issued, issuable and outstanding at April 30, 2022 and July 31, 2021, respectively	37,500	37,500
Additional paid-in capital	98,500	98,500
Accumulated deficit	(174,747)	(150,564)
Total stockholder's deficit	(38,747)	(14,564)

Total liabilities and stockholder's deficit	$26,095	$26,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenue, net	$-	$-	$-	$-

Operating expenses
Professional Fees	12,440	8,000	12,440	8,000
Stock-based compensation	-	110,000	-	110,000
Other general and administrative expenses	10,000	11	10,000	11

Operating loss	(22,440)	(118,011)	(22,440)	(118,011)

Other income (expense)
Interest expense	(1,133)	(345)	(2,878)	(377)

Total other income (expense)	(1,133)	(345)	(2,878)	(377)

Net loss	$(1,133)	$(118,356)	$(24,183)	$(118,388)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - basic	37,500,000	29,755,435	37,500,000	14,877,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Stockholder's Deficit
April 30, 2022
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2020	-	$-	-	$-	$-	$(70)	$ (70)
Net loss for the period ended October 31, 2020	-	-	-	-	-	(32)	(32)
Balance at October 31, 2020	-	-	-	-	-	(102)	(102)
Issuance of common stock for license agreement	-	-	26,000,000	26,000	-	-	26,000
Issuance of common stock for services to related party	-	-	10,000,000	10,000	-	-	10,000
Issuance of common stock for services	-	-	1,500,000	1,500	98,500	-	100,000
Net loss for the period ended April 30, 2021	-	-	-	-	-	(118,356)	(118,356)
Balance at April 30, 2021	-	$-	37,500,000	$37,500	$98,500	$(118,458)	$ 17,542

Balance at July 31, 2021	-	$-	37,500,000	$37,500	$98,500	$(150,564)	$ (14,564)
Net loss for the period ended October 31, 2021	-	-	-	-	-	(610)	(610)
Balance at October 31, 2021	-	-	37,500,000	37,500	98,500	(151,174)	(15,174)
Net loss for the period ended January 31, 2022	-	-	-	-	-	(23,573)	(23,573)
Balance at April 30, 2022	-	$-	37,500,000	$37,500	$98,500	$(174,747)	$ (38,747)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Jangit Enterprises, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended April 30,
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

April 30, 2022

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

As of April 30, 2022, and July 31, 2021, there were 37,500,000 and 37,500,000 shares issued and outstanding, respectively.

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

On March 2, 2021, the Company executed an unsecured promissory note with Kirchhoff for $1,035. See Note 3.

On March 26, 2021, the Company executed an unsecured promissory note with Kirchhoff for $2,500. See Note 3.

On April 19, 2021, the Company executed an unsecured promissory note with Kirchhoff for $5,600. See Note 3.

On May 18, 2021, the Company executed an unsecured promissory note with Kirchhoff for $4,000. See Note 3.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

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

Results of Operations

For the three months ended April 30, 2022, compared to the three months ended April 30, 2021

Revenue

The Company had revenue of $0 for the three months ended April 30, 2022, compared to $0 for the comparable period in 2021.

Direct Costs of Revenue

The Company had direct costs of revenue of $0 for the three months ended April 30, 2022, compared to $0 for the comparable period in 2021.

Operating Expenses

The Company had operating expenses of $0 for the three months ended April 30, 2022, compared to $118,011 for the three months ended April 30, 2021. The decrease was due to stock-based compensation of $110,000 for the three months ended April 30, 2021.

Net Loss

The Company had a net loss of $1,133 for the three months ended January 31, 2022, compared to $118,356 for the three months ended April 30, 2021.

For the nine months ended April 30, 2022, compared to the nine months ended April 30, 2021

Revenue

The Company had revenue of $0 for the nine months ended April 30, 2022, compared to $0 for the comparable period in 2021.

Direct Costs of Revenue

The Company had direct costs of revenue of $0 for the nine months ended April 30, 2022, compared to $0 for the comparable period in 2021.

Operating Expenses

The Company had operating expenses of $22,440 for the nine months ended April 30, 2022, compared to $118,011 for the nine months ended April 30, 2021. The decrease was due to stock-based compensation of $110,000 for the nine months ended April 30, 2021.

Net Loss

The Company had a net loss of $25,316 for the nine months ended April 30, 2022, compared to $118,388 for the nine months ended April 30, 2021.

Liquidity and Capital Resources

As of April 30, 2022, the Company had cash and cash equivalents of $95. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $13,528 for the nine months ended April 30, 2022.

We used cash in investing for financing activities of $0 for the nine months ended April 30, 2022.

We had cash provided by financing activities for the nine months ended April 30, 2022, of $13,528.

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

SIGNATURE	TITLE	DATE

/s/ Kelly Kirchhoff	Principal Executive Officer and Principal Financial and Accounting Officer	August 1, 2022
Kelly Kirchhoff